Form 10-Q
period 2026-06-30
Alpex Acquisition Corp
filed 2026-08-13
CIK 2125551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-43369

Alpex Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Delaware Ave. Suite 210 #494

Wilmington, DE 19801 (Address of principal executive offices and zip code)

(302) 251-6637(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, one redeemable Warrant to acquire one Class A ordinary share, and one Right to acquire one-fourth of one Class A ordinary share	ALPXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ALPX	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ALPXW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fourth of one Class A ordinary share	ALPXR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the date hereof, there were 11,917,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Alpex Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPEX ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	As of June 30, 2026 (Unaudited)	As of March 15, 2026 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$754,952	$-
Prepaid expenses	120,000	-
Deferred offering costs	-	117,000
Total current assets	874,952	117,000
Cash and marketable securities held in trust account	115,032,370	-
Total assets	$115,907,322	$117,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$18,959	$-
Promissory note - related party	219,028	170,102
Total current liabilities	237,987	170,102
Deferred underwriting fee payable	805,000	-
Total liabilities	$1,042,987	$170,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at initial redemption value of $10.00 per share, as adjusted for Trust Account earnings	115,032,370	-

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 417,500 and no shares issued and outstanding (excluding redeemable shares), respectively(1)	42	-
Class B ordinary shares, $0.0001 par value; 90,000,000 shares authorized; 2,875,000 shares issued and outstanding(2)	288	288
Additional paid-in capital	14,879	24,712
Share subscription receivable	-	(25,000)
Accumulated deficit	(183,244)	(53,102)
Total Shareholders’ Deficit	(168,035)	(53,102)
Total Liabilities and Shareholders’ Deficit	$115,907,322	$117,000

(1)

As of March 30, 2026, the Sponsor surrendered its one Class A ordinary share to the Company for no consideration. On June 26, 2026, the Company consummated its Initial Public Offering and issued 11,500,000 Class A ordinary shares underlying the public offering Units and 187,500 Class A ordinary shares underlying the private placement Units. Concurrently, the Company issued 230,000 Representative Shares to the underwriter and/or its designees as non-cash underwriting compensation.

(2)	The founder shares were issued on March 18, 2026 and have been retroactively presented as outstanding for all periods presented. On June 26, 2026, the underwriters fully exercised their over-allotment option, resulting in 375,000 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2026	For the period from January 5, 2026 (inception) through June 30, 2026
Formation and operating costs	$(157,028)	$(216,884)
Total Operating Loss	(157,028)	(216,884)

Interest income on cash and cash equivalents	1,270	1,270
Interest income on marketable securities held in trust account	$32,370	$32,370
Net Loss	$(123,388)	$(183,244)

Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	631,868	324,859
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.04)	$(0.06)
Basic and diluted weighted-average shares outstanding, non-redeemable Class A ordinary shares	22,940	11,794
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.04)	$(0.06)
Basic weighted-average shares outstanding, non-redeemable Class B ordinary shares (1)	2,520,604	2,510,593
Basic net loss per share, non-redeemable Class B ordinary shares	$(0.04)	$(0.06)
Diluted weighted-average shares outstanding, non-redeemable Class B ordinary shares	2,875,000	2,875,000
Diluted net loss per share, non-redeemable Class B ordinary shares	$(0.03)	$(0.06)

(1)	Excludes an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On June 26, 2026, the underwriters fully exercised the over-allotment option. As a result, the 375,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares				Additional			Total
	Class A		Class B		Paid-in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 5, 2026 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	2,875,000	288	24,712	-	(25,000)	-
Net loss	-	-	-	-	-	(59,856)	-	(59,856)
Balance as of March 31, 2026			2,875,000	$288	$24,712	$(59,856)	$(25,000)	$(59,856)
Net loss		-	-	-	-	(123,388)	-	(123,388)
Issuance of representative shares	230,000	23	-	-	251,690	-	-	251,713
Sales of private placement units	187,500	19	-	-	1,874,981	-	-	1,875,000
Issuance of Public Rights	-	-	-	-	3,114,627	-	-	3,114,627
Issuance of Public Warrants					209,044			209,044
Offering costs allocated to equity-classified instruments					(68,217)			(68,217)
Capital contribution from Sponsor					1,000			1,000
Remeasurement of Class A ordinary shares subject to possible redemption for Trust Account earnings					(32,370)			(32,370)
Accretion of Class A ordinary shares subject to possible redemption to initial redemption value (1)	-	-	-	-	(5,360,588)	-	-	(5,360,588)
Collection of share capital receivable	-	-	-	-	-	-	25,000	25,000
Balance as of June 30, 2026	417,500	$42	2,875,000	$288	$14,879	$(183,244)	$-	$(168,035)

(1)	Upon the closing of the Initial Public Offering on June 26, 2026, the Company recorded an accretion of $5,360,588 to adjust the carrying value of the 11,500,000 Class A ordinary shares subject to possible redemption from their initial carrying value, after the allocation of proceeds and offering costs, to their initial redemption value of $10.00 per share. For the period from June 26, 2026 through June 30, 2026, the Company recorded an additional remeasurement of $32,370 to reflect the increase in redemption value attributable to earnings on the Trust Account. The remeasurement was recorded as a reduction of additional paid-in capital. As of June 30, 2026, the carrying value of the Class A ordinary shares subject to possible redemption was $115,032,370.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPEX ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the period from January 5, 2026 (inception) through June 30, 2026

Cash Flows from Operating Activities:
Net loss	$(183,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	92,925
Deferred offering cost written off to expense	5,000
Income earned on cash and Cash and marketable securities held in trust account	(32,370)
Changes in operating assets and liabilities:
Accrued liabilities and other payables	18,959
Prepaid expenses	(120,000)
Net cash used in operating activities	(218,730)

Cash Flows from Investing Activities:
Investment of cash in trust account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Capital contribution from Sponsor	1,000
Proceeds from public offering	115,000,000
Cash proceeds from private placement	1,800,000
Payment of offering costs	(827,318)
Net cash provided by financing activities	115,973,682

Net increase in cash and cash equivalents	754,952
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$754,952

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor and included in Promissory Note	$226,103
Deferred underwriting fee accrued and charged to additional paid-in capital	$805,000
Private placement and founder share subscription amounts settled against Promissory Note	$100,000
Representative shares issued as non-cash underwriting compensation	$251,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPEX ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

Alpex Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 5, 2026. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not selected any specific Business Combination target and, as of June 30, 2026, neither the Company nor anyone acting on its behalf had initiated any substantive discussions, directly or indirectly, with any prospective target. The Company may pursue an initial Business Combination in the broader technology sector, including artificial intelligence, interactive gaming, consumer internet and digital commerce, or in another industry or geographic region.

As of June 30, 2026, the Company had not commenced substantive operations. All activity from January 5, 2026 (inception) through June 30, 2026 related to the Company’s formation, preparation for and completion of its initial public offering (the “Initial Public Offering”), and activities incidental to identifying and evaluating a prospective Business Combination. The Company will not generate operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income principally from income earned on cash and investments held in the Trust Account. The Company has selected December 31 as its fiscal year end and is an early-stage and emerging growth company subject to the risks associated with such companies.

Hugreat Ltd, a British Virgin Islands business company with limited liability, is the Company’s sponsor (the “Sponsor”).

The registration statement for the Initial Public Offering was declared effective on June 24, 2026. On June 26, 2026, the Company completed the sale of 11,500,000 Units, including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share, one right and one redeemable warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 187,500 units (the “Private Placement Units”) to the Sponsor at $10.00 per unit, generating gross proceeds of $1,875,000. Of that amount, $1,800,000 was received in cash and deposited into the Trust Account, and $75,000 was settled through an offset against Sponsor advances. Each Private Placement Unit consists of one Class A ordinary share, one redeemable warrant and one right, with terms generally identical to the corresponding securities included in the Units, subject to certain transfer restrictions and other limited exceptions described in Note 4.

In connection with the Initial Public Offering, the Company issued 230,000 Class A ordinary shares (the “Representative Shares”) to the underwriter and/or its designees as non-cash underwriting compensation. Transaction costs related to the Initial Public Offering amounted to $2,105,134, consisting of $575,000 of cash underwriting fees, $805,000 of deferred underwriting commissions, $251,713 representing the fair value of the Representative Shares, and $473,421 of other offering costs, including legal, registration, filing and other professional fees and expenses. Of the $473,421 of other offering costs, $252,318 represented costs paid in cash in connection with the closing of the Initial Public Offering and $221,103 represented deferred offering costs previously capitalized and reclassified upon the closing of the Initial Public Offering. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, while offering costs allocated to equity-classified instruments were charged to additional paid-in capital.

Following the closing of the Initial Public Offering, $115,000,000, or $10.00 per Public Share, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Equiniti Trust Company, LLC, acting as trustee. The funds in the Trust Account may be invested in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or held in cash or an interest-bearing demand deposit account, until the earlier of the completion of a Business Combination or the distribution of the Trust Account. As of June 30, 2026, investments held in the Trust Account amounted to $115,032,370 and consisted of investments in a money market fund that invests in U.S. Treasury obligations.

The Company will provide holders of the Class A ordinary shares sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon completion of a Business Combination, either in connection with a shareholder meeting called to approve the Business Combination or by means of a tender offer. Public shareholders will generally be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, including interest earned thereon, net of taxes payable and permitted withdrawals. There are no redemption rights with respect to the warrants or rights.

The Public Shares contain redemption provisions that are not solely within the Company’s control. Accordingly, the Public Shares are classified outside permanent equity in accordance with ASC 480-10-S99. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying amount of the Public Shares to equal the redemption value at the end of each reporting period. The Public Shares will remain classified as temporary equity until a redemption event occurs or the redemption provisions otherwise lapse.

The Company’s Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account, excluding taxes payable on interest earned, at the time the Company signs a definitive agreement for the Business Combination. The Company will complete a Business Combination only if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest sufficient for the combined company not to be required to register as an investment company under the Investment Company Act.

The Company must complete a Business Combination within 12 months from the closing of the Initial Public Offering, subject to any extension permitted under its amended and restated memorandum and articles of association. If the Company is unable to complete a Business Combination within the applicable period, it will cease all operations except for the purpose of winding up, redeem the Public Shares at a per-share price equal to the amount then held in the Trust Account, including interest earned thereon, net of taxes payable and permitted dissolution expenses, and thereafter liquidate, subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Class A ordinary shares included in the Private Placement Units if the Company does not complete a Business Combination within the applicable period. The Sponsor and the Company’s officers and directors will retain redemption rights with respect to any Public Shares they may acquire.

To protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent claims by vendors or prospective target businesses reduce the amount available in the Trust Account below the amount required to redeem the Public Shares, subject to certain exceptions, including claims by third parties that have executed waivers of rights to the Trust Account and claims arising under the Company’s indemnification obligations to the underwriters.

Going Concern Consideration

As of June 30, 2026, the Company had $754,952 in cash held outside the Trust Account and working capital of $636,965. The Company expects to incur significant costs in the pursuit of a Business Combination. In connection with management’s assessment under ASC 205-40, “Presentation of Financial Statements - Going Concern,” management considered the Company’s available cash, access to potential Working Capital Loans and the expected time required to complete a Business Combination. Although the Company may access Working Capital Loans, there is no assurance such financing will be available when needed. Management determined that the Company’s existing liquidity may not be sufficient to meet its obligations for at least one year from the date these unaudited condensed financial statements are issued. Accordingly, management concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of expenses and other income during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that an estimate made as of the reporting date could change in the near term as a result of one or more future confirming events. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $754,952 and nil as of June 30, 2026 and March 15, 2026. Cash and cash equivalents are maintained at financial institutions and may, at times, exceed federally insured limits.

Cash and marketable securities held in Trust Account

As of June 30, 2026, substantially all of the assets held in the Trust Account were held in a money market fund that invests solely in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in investment income earned on marketable securities held in Trust in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $115,032,370 and $0 of investments held in the Trust Account as of June 30, 2026 and March 15, 2026, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds among the components of certain financial instruments. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units among the Class A ordinary shares, warrants and rights using the residual method, whereby the proceeds are first allocated to the assigned values of the warrants and rights, with the residual amount allocated to the Class A ordinary shares.

Offering costs allocated to the Public Shares are charged to temporary equity, while offering costs allocated to the warrants and rights included in the Units, the Private Placement Units and the Representative Shares are charged to shareholders’ deficit. The Company accounts for the Public and Private Placement Rights in accordance with ASC 815, “Derivatives and Hedging” and the Public and Private Placement Warrants in accordance with ASC 815-40, “Contracts in Entity’s Own Equity”. Based on management’s evaluation, the rights and warrants qualify for equity classification and are recorded at their assigned values upon issuance and are not subject to subsequent remeasurement.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to the redemption value. Changes in the carrying value of redeemable shares are recorded as adjustments to additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$115,000,000
Less:
Proceeds allocated to public rights	$(3,114,627)
Proceeds allocated to public warrants	$(209,044)
Allocation of offering costs related to redeemable shares	$(2,036,917)
Plus:
Accretion of carrying value to redemption value	$5,360,588
Class A ordinary shares subject to possible redemption, June 26, 2026	$115,000,000
Plus:
Accretion of carrying value to redemption value	$32,370
Class A ordinary shares subject to possible redemption, June 30, 2026	$115,032,370

The Class B ordinary shares are classified as a component of stockholders’ deficit since they are not subject to possible redemption outside of the Company’s control.

Share Rights

The Company accounts for the Public and Private Placement Share Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, ‘Derivatives and Hedging.’ Accordingly, the Company evaluated the rights and classified them as equity at their assigned values.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement, respectively, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” specifically ASC 815-40, “Contracts in Entity’s Own Equity.” The Company evaluated the warrants and concluded that they meet the criteria for equity classification because the warrants are indexed to the Company’s own ordinary shares and meet the applicable conditions for equity classification under ASC 815-40. Accordingly, the Public Warrants and Private Placement Warrants are classified as equity at their assigned values upon issuance and are not subject to subsequent remeasurement.

Net Loss Per Ordinary Share

The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss allocable to each class of ordinary shares by the weighted-average number of ordinary shares of the respective class outstanding for the period. Accretion and remeasurement associated with Class A ordinary shares subject to possible redemption are excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of the Public Rights, Private Placement Rights, Public Warrants and Private Placement Warrants in the calculation of diluted net loss per ordinary share. The Rights are convertible into Class A ordinary shares only upon the consummation of an initial Business Combination, and the Warrants are not exercisable until the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Initial Public Offering. Accordingly, such securities were excluded from the calculation of diluted net loss per ordinary share for the period presented because the related contingencies had not been satisfied and their inclusion would have been anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	Three Months Ended
	June 30, 2026
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(24,553)	$(891)	$(97,944)
Denominator:
Basic weighted average ordinary shares outstanding	631,868	22,940	2,520,604
Basic net loss per ordinary share	$(0.04)	$(0.04)	$(0.04)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(22,088)	$(802)	$(100,499)
Denominator:
Diluted weighted average ordinary shares outstanding	631,868	22,940	2,875,000
Diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.03)

	For the Period from January 5, 2026 (inception) through
	June 30, 2026
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net loss per ordinary shares:
Numerator:
Allocation of net loss, basic	$(20,907)	$(759)	$(161,578)
Denominator:
Basic weighted average ordinary shares outstanding	324,859	11,794	2,510,593
Basic net loss per ordinary share	$(0.06)	$(0.06)	$(0.06)

Diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, diluted	$(18,535)	$(673)	$(164,036)
Denominator:
Diluted weighted average ordinary shares outstanding	324,859	11,794	2,875,000
Diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.06)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a Cayman Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, other than investments held in the Trust Account, approximate their fair values primarily due to their short-term nature. Investments held in the Trust Account are measured at fair value on a recurring basis.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosures regarding significant segment expenses, other segment items and the role of the chief operating decision maker. The Company adopted ASU 2023-07 upon incorporation. The adoption resulted in additional disclosures and did not have a material effect on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025 issued ASU 2025-01 to clarify the effective date. The guidance requires additional disclosures about the nature of expenses included in income statement captions. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the guidance and does not expect adoption to have a material effect on its financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s financial statements if adopted currently.

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering consummated in June 2026, the Company sold 11,500,000 units at a price of $10.00 per unit, generating gross proceeds of $115,000,000. Each unit consists of one Class A ordinary share, one right to receive one-fourth (1/4) of one Class A ordinary share (each, a “Public Share Right”) upon the consummation of an initial Business Combination, and one redeemable warrant (each, a “Public Warrant”).

Each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, and will become exercisable on the later of 30 days after the completion of a Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Public Share Rights will automatically convert into Class A ordinary shares upon the consummation of a Business Combination at a ratio of one-fourth (1/4) of one Class A ordinary share for each right, subject to adjustment. If the Company does not complete a Business Combination within the prescribed time period, the rights will expire worthless.

No fractional shares will be issued upon conversion of the Public Share Rights, and holders will not receive cash in lieu of fractional shares.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on June 26, 2026, Hugreat Ltd, the Company’s Sponsor, purchased an aggregate of 187,500 Private Placement Units, at a purchase price of $10.00 per unit, generating gross proceeds of $1,875,000. As of June 26, 2026, out of such gross proceeds, $1,800,000 was deposited into the Trust Account, and the remaining $75,000 was applied to settle the promissory note.

Each Private Placement Unit consists of one Class A ordinary share, one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial business combination, and one redeemable warrant (the “Private Placement Warrants”).

The Private Placement Units are identical to the units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (i) the Private Placement Units, including the securities underlying such units, may not be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, subject to certain limited exceptions; (ii) the Private Placement Warrants are not redeemable by the Company; and (iii) the Private Placement Warrants may be exercised on a cashless basis at the option of the holder.

The Sponsor, officers and directors have entered into a letter agreement with the Company pursuant to which they have agreed to: (i) waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the completion of the Company’s initial business combination; (ii) waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with certain amendments to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares if the Company fails to complete an initial business combination within the prescribed time period, although they will be entitled to liquidating distributions with respect to any Public Shares they hold; and (iv) vote any founder shares and Public Shares held by them in favor of the Company’s initial business combination.

If the Company does not complete an initial business combination within the required time period, the Private Placement Rights and Private Placement Warrants will expire worthless, and the Private Placement Shares will not participate in liquidating distributions from the Trust Account.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 18, 2026, the Company approved the acquisition by Hugreat Ltd of an aggregate of 2,875,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Up to 375,000 of the Founder Shares are subject to surrender by Hugreat Ltd for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

Promissory Note - Related Party

On March 3, 2026, Hugreat Ltd, the Company’s Sponsor (the “Sponsor”), agreed to lend the Company up to $500,000 pursuant to a promissory note (the “Promissory Note”), with proceeds designated to cover a portion of the expenses incurred in connection with the Initial Public Offering. As of June 30, 2026, aggregate amounts of $75,000 and $25,000 had been applied to reduce the outstanding balance of the Promissory Note; after giving effect to such offsets, the Company carried an outstanding principal balance of $219,028 under this note as of June 30, 2026.

The Promissory Note is non-interest bearing and is payable upon the closing of the Initial Public Offering out of the proceeds not held in the Trust Account or, if not repaid at such time, on or before December 31, 2027.

Executive Compensation

The Company’s Chief Executive Officer and Chief Financial Officer are entitled to receive an aggregate of $12,500 per month ($7,500 and $5,000, respectively), payable until the earlier of (i) the conclusion of their respective terms or (ii) the payment of six months of such monthly compensation, for an aggregate amount of up to $75,000. As of June 30, 2026, an aggregate of $65,834 has been incurred, of which $18,959 is included in accrued expenses and $21,875 was advanced by the Sponsor and is included in the Promissory Note balance. Subsequent to the closing of this offering and through June 30, 2026, the Company paid $25,000 to the executive officers.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), with the aggregate principal amount capped at $3,000,000. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company, and up to $3,000,000 of such loans may be converted into private units (as described in Note 4) at $10.00 per unit at the lender’s discretion. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such Working Capital Loans, if any, other than the aforesaid principal amount limit and conversion right, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no Working Capital Loans were outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (including the securities contained therein), and any securities that may be issued upon conversion of Working Capital Loans (if any) will be entitled to registration rights pursuant to a registration rights agreement. This agreement requires the Company to register such securities for resale. In the case of the Founder Shares, registration rights will apply only after they are converted into Class A ordinary shares.

The holders of these securities are entitled to make up to three demands, excluding short-form demands, to register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter has been granted the exclusive right to act as the lead underwriter for the Company’s Initial Public Offering.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of 3.2% of the gross proceeds of the Initial Public Offering, payable as follows: (i) 0.5% was paid in cash at the closing of the Initial Public Offering, (ii) 2.0% was paid in the form of 230,000 Representative Shares issued at the closing of the Initial Public Offering, and (iii) 0.7% will be paid as a deferred underwriting commission in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Representative Shares were registered under the Securities Act pursuant to the registration statement of which the prospectus forms a part and are subject to a 180-day lock-up period in accordance with FINRA Rule 5110. The underwriters were entitled to an underwriting discount of 3.2% of the gross proceeds of the Initial Public Offering, payable as follows: (i) 0.5% was paid in cash at the closing of the Initial Public Offering, (ii) 2.0% was paid in the form of 230,000 Representative Shares issued at the closing of the Initial Public Offering, and (iii) 0.7% will be paid as a deferred underwriting commission in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Representative Shares were registered under the Securities Act pursuant to the registration statement of which the prospectus forms a part and are subject to a 180-day lock-up period in accordance with FINRA Rule 5110.

Representative Shares

Such representative shares were registered under the registration statement of which the Initial Public Offering forms a part. The representative has agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the offering pursuant to FINRA Rule 5110(e)(1). In addition, the representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the period to consummate the initial Business Combination.

Risks and Uncertainties

The Company’s search for a Business Combination and the operations of any prospective target may be affected by changes in economic, geopolitical and capital market conditions, including inflation, changes in interest rates, disruptions in the banking and capital markets, international conflicts, trade restrictions, cybersecurity events and other sources of market volatility. The extent and duration of such effects are difficult to predict. These conditions could affect the availability and valuation of potential targets, the Company’s ability to obtain financing and the timing or likelihood of completing a Business Combination. The unaudited condensed financial statements do not include adjustments that might result from the outcome of these uncertainties.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 11,500,000 Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity in accordance with ASC 480-10-S99. The redemption provisions are not solely within the control of the Company and, accordingly, such shares are classified outside of permanent equity.

In addition, as of June 30, 2026, there were 417,500 Class A ordinary shares issued and outstanding that are not subject to redemption, which are included in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 90,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 18, 2026, the Company issued an aggregate of 2,875,000 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Pursuant to the underwriters’ full exercise of the over-allotment option, all 375,000 shares previously subject to forfeiture are no longer subject to forfeiture. As of June 30, 2026, there were 2,875,000 Class B ordinary shares issued and outstanding. The aggregate purchase price of $25,000 for such shares was applied to settle the promissory note. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the Company’s initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares included within the Private Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued to any seller in the initial Business Combination and any units issued to the Sponsor upon conversion of Working Capital Loans), minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with the initial Business Combination; provided that such conversion will never occur on a less than one-for-one basis.

Rights — Each unit issued in the Initial Public Offering and in the private placement includes one right. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. Accordingly, every four rights entitle the holder to receive one whole Class A ordinary share. If the Company is the surviving entity upon completion of the initial Business Combination, the conversion of rights will occur automatically. If the Company is not the surviving entity upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert its rights in order to receive the underlying Class A ordinary shares.

No fractional Class A ordinary shares will be issued upon conversion of the rights. Fractional shares will be rounded down to the nearest whole share or otherwise addressed in accordance with applicable Cayman Islands law. As a result, holders must hold rights in multiples of four in order to receive shares for all of their rights upon the closing of an initial Business Combination.

The rights do not carry any voting rights or redemption rights and do not participate in liquidating distributions. If the Company is unable to complete an initial Business Combination within the prescribed time period and redeems the Public Shares, holders of rights will not receive any funds from the Trust Account with respect to such rights, and the rights will expire worthless.

As of June 30, 2026, there were 11,687,500 rights outstanding, consisting of 11,500,000 public rights and 187,500 private rights.

Warrants — As of June 30, 2026, there were 11,500,000 Public Warrants and 187,500 Private Placement Warrants outstanding.

Each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, provided that a registration statement covering the Class A ordinary shares issuable upon exercise is effective or an exemption from registration is available. If a registration statement is not effective, the warrants may be exercised on a cashless basis in accordance with the warrant agreement.

The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. In no event will the Company be required to net cash settle the warrants.

The Company will not be obliged to deliver any Class A ordinary shares pursuant to the exercise of a warrant unless the shares issuable upon such exercise have been registered, qualified or deemed exempt under applicable securities laws. If such conditions are not satisfied, the holder of such warrant will not be entitled to exercise the warrant and such warrant may expire worthlessly.

Once the warrants become exercisable, the Company may redeem all of the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice, if and only if the last sales price of the Class A ordinary shares equals or exceeds $18.00 per share on each of 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given, provided that there is an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period, or the Company has elected to require exercise on a cashless basis.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants may not be transferred, assigned or sold until 30 days following the consummation of the Company’s initial business combination, subject to certain limited exceptions for permitted transferees as described in the warrant agreement.

The warrant agreement includes customary anti-dilution provisions that adjust the number of shares issuable upon exercise and the exercise price in the event of share capitalizations, subdivisions, reorganizations or similar events. In addition, the warrant agreement includes provisions that adjust the exercise price in connection with certain issuances of equity securities in connection with a Business Combination. Such provisions are designed to preserve the economic value of the warrants and do not result in variability inconsistent with equity classification under ASC 815-40.

In the event of a reclassification, reorganization, merger, consolidation or similar transaction, warrant holders will be entitled to receive the same form and amount of consideration that they would have received if they had exercised their warrants immediately prior to such event.

The warrants are issued in registered form under a warrant agreement with a warrant agent. The warrant agreement provides that the terms of the warrants may be amended with the consent of holders of at least 50% of the outstanding Public Warrants, subject to certain exceptions.

The warrant holders do not have the rights or privileges of holders of Class A ordinary shares, including voting rights or dividend rights, until they exercise their warrants and receive Class A ordinary shares.

NOTE 8 - FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates their carrying amounts presented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company seeks to maximize the use of observable inputs and minimize the use of unobservable inputs. The following fair value hierarchy is used to classify assets and liabilities based on the inputs used in measuring fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 inputs, including quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Cash and marketable securities held in trust account	1	$115,032,370

NOTE 9 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the unaudited statements of operations as net loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	For the three months ended June 30, 2026	For the Period from January 5, 2026 (inception) through June 30, 2026
Formation and operating costs	$157,028	$216,884
Loss from operations	(157,028)	(216,884)

Interest income on cash and cash equivalents	1,270	1,270
Interest income on marketable securities held in trust account	32,370	32,370
Total other income	33,640	33,640

Net loss	$(123,388)	$(183,244)

As of June 30, 2026
Cash and marketable securities held in trust account	$115,032,370

The CODM reviews income earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the accompanying unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying unaudited statements of operations and described within their respective disclosures.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Alpex Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 5, 2026 (“inception”). The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). As of June 30, 2026, we have not selected any specific Business Combination target, and neither the Company nor anyone acting on our behalf has initiated any substantive discussions, directly or indirectly, with any prospective Business Combination target with respect to an initial Business Combination. We may pursue our initial Business Combination in the broader technology sector, including artificial intelligence, interactive gaming, consumer internet and digital commerce, or in any other industry or geographic region.

As of June 30, 2026, the Company had not commenced substantive operations. All activities from January 5, 2026 (inception) through June 30, 2026 relate to the Company’s formation, the preparation for and completion of its initial public offering, and activities incidental to identifying and evaluating prospective Business Combination targets. The Company will not generate operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income principally from income earned on cash and investments held in the trust account. The Company has selected December 31 as its fiscal year end and is an early-stage and emerging growth company subject to the risks associated with early-stage emerging growth companies.

Results of Operations

The Company has neither engaged in substantive operations nor generated operating revenue. Its activities from inception through June 30, 2026 were organizational activities, preparation for and completion of the Initial Public Offering and, following the Initial Public Offering, identifying and evaluating prospective target businesses. Operating expenses consisted primarily of formation costs, accounting and auditing fees, executive compensation, professional fees and Nasdaq listing fees. Other income consisted of interest earned on cash and amounts held in the Company’s Trust Account (the “Trust Account”). Because the Company’s initial public offering (“IPO”) closed four days before the end of the reporting period, the results include significant formation, offering-readiness and public-company costs but only a limited period of interest income on the Trust Account.

For the three months ended June 30, 2026, we had a net loss of $123,388, consisting of formation and operating costs of $157,028, partially offset by total other income of $33,640, consisting of $1,270 of interest income on cash and cash equivalents and $32,370 of interest income on marketable securities held in the Trust Account.

For the period from January 5, 2026 (inception) through June 30, 2026, we had a net loss of $183,244, consisting of formation and operating costs of $216,884, partially offset by total other income of $33,640, consisting of $1,270 of interest income on cash and cash equivalents and $32,370 of interest income on marketable securities held in the Trust Account.

Liquidity and Capital Resources

On June 26, 2026, the Company completed its IPO of an aggregate of 11,500,000 units at an offering price of $10.00 per unit, including the units issued pursuant to the underwriters’ full exercise of the over-allotment option (the “Units”). The aggregate gross proceeds from the IPO were $115,000,000. The Sponsor had acquired 2,875,000 Class B ordinary founder shares for aggregate consideration of $25,000. Separately, simultaneously with the closing of the IPO, the Company completed a private placement (the “Private Placement”) of 187,500 units at $10.00 per unit (the “Private Placement Units”), generating gross proceeds of $1,875,000. On the closing date of the IPO, $115,000,000 of the IPO proceeds was deposited into the Trust Account, with Equiniti Trust Company, LLC serving as trustee.

Funds held in the Trust Account may be invested only in U.S. government treasury obligations with maturities of 185 days or less, or in money market funds that comply with Rule 2a-7 under the Investment Company Act of 1940, as amended, and invest solely in direct U.S. government treasury obligations. As of June 30, 2026, investments held in the Trust Account amounted to $115,032,370 and consisted of investments in a money market fund that invests in U.S. Treasury obligations. The Company recognized $32,370 of income related to the Trust Account during the period, which was reinvested in the Trust Account. The Company may withdraw earnings on the Trust Account to pay applicable taxes.

The Company intends to use substantially all of the funds held in the Trust Account, net of applicable income taxes and other permitted withdrawals, to complete a Business Combination. To the extent the Company uses all or a portion of its equity or debt securities as consideration for a Business Combination, the remaining funds released from the Trust Account will be available as working capital to support the post-combination operations of the target business, pursue additional acquisitions and implement the Company’s business strategy.

Funds held outside the Trust Account will be used primarily to identify and evaluate prospective target businesses, conduct due diligence, travel to the offices, facilities and other locations of prospective targets, review contractual, financial and corporate documentation, and structure, negotiate and consummate a Business Combination. Such funds may also be used for post-combination expansion, strategic acquisitions, marketing and research and development activities. In addition, available non-trust funds may be used to pay operating expenses, third-party professional fees, financing commitment fees, consultant fees, transaction deposits and expenses associated with no-solicitation arrangements.

For the period from January 5, 2026 (inception) through June 30, 2026, net cash used in operating activities was $218,730. Net loss of $183,244 was adjusted for $92,925 of formation costs paid by the Sponsor and $5,000 of deferred offering costs written off to expense, partially offset by $32,370 of interest income on marketable securities held in trust. Changes in operating assets and liabilities used $101,041 of cash, primarily attributable to a $120,000 increase in prepaid expenses, partially offset by an $18,959 increase in accrued liabilities and other payables. Net cash used in investing activities was $115,000,000, related to the funding of the Trust Account. Net cash provided by financing activities was $115,973,682, consisting of $115,000,000 of proceeds from the IPO, $1,800,000 of cash proceeds from the Private Placement and a $1,000 capital contribution from the Sponsor, partially offset by $827,318 of offering costs paid.

As of June 30, 2026, the Company had $754,952 of cash and cash equivalents held outside the Trust Account and working capital of $636,965. Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through capital contributions from the Sponsor and borrowings under an unsecured, non-interest-bearing promissory note of up to $500,000 issued to the Sponsor (the “Promissory Note”). As of June 30, 2026, the outstanding balance of the Promissory Note was $219,028.

To finance working capital shortfalls or transaction costs incurred in connection with a Business Combination, the Sponsor, directors, officers or their respective affiliates may, but are not obligated to, provide loans to the Company. If a Business Combination is completed, such loans may be repaid from the proceeds released from the Trust Account or from other available funds. If a Business Combination is not completed, such loans may be repaid only from funds held outside the Trust Account, and no amounts held in the Trust Account may be used for repayment.

Up to $3,000,000 of such working capital loans may, at the lender’s option, be converted into working capital units at a conversion price of $10.00 per unit. The terms of such units would be identical to those of the private placement units. The Company believes that its existing funds will be sufficient to meet its ordinary operating requirements. However, the actual costs of identifying and evaluating prospective target businesses, conducting due diligence and negotiating a Business Combination may exceed current estimates, which could result in a working capital shortfall before the completion of a Business Combination. In addition, significant redemptions by public shareholders in connection with a Business Combination may require the Company to obtain additional financing through the issuance of equity securities, debt instruments or other financing arrangements.

The Company expects to continue incurring significant costs in pursuing a Business Combination. If the Company does not complete a Business Combination within the period specified in its governing documents, it will be required to commence dissolution and liquidation procedures. In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. Because the Company continues to incur significant acquisition-related costs, there is no assurance that a Business Combination will be completed within the required period, and the Company’s existing resources may not be sufficient to fund operations for at least one year from the date the financial statements are issued, management concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Such substantial doubt will continue until the Company completes a Business Combination or becomes subject to mandatory liquidation, whichever occurs first. No adjustments have been made to the financial statements as a result of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company’s principal contractual obligations relate to the Promissory Note with the Sponsor, executive compensation arrangements, registration rights and the deferred underwriting commission. The material terms of these arrangements are summarized below and described in greater detail in Notes 5 and 6 to the unaudited condensed financial statements.

Promissory Note - Related Party

As of June 30, 2026, $219,028 was outstanding under the Promissory Note with the Sponsor, which is not interest bearing. The Promissory Note is unsecured and is payable from funds held outside the Trust Account upon the closing of the IPO or, if not repaid at such time, on or before December 31, 2027.

Executive Compensation

The Chief Executive Officer and Chief Financial Officer of the Company are entitled to aggregate compensation of $12,500 per month, consisting of $7,500 and $5,000 per month, respectively, until the earlier of the conclusion of their respective terms or payment of six months of compensation, subject to an aggregate cap of $75,000. As of June 30, 2026, an aggregate of $65,834 has been incurred, of which $18,959 is included in accrued expenses and $21,875 was advanced by the Sponsor and is included in the Promissory Note balance. Subsequent to the closing of the IPO and through June 30, 2026, the Company paid $25,000 to its executive officers.

Deferred Underwriting Commission

The underwriters are entitled to a deferred underwriting commission of $805,000, payable in cash from the Trust Account upon completion of a Business Combination, subject to the underwriting agreement. The deferred underwriting commission will not be paid if the Company does not complete a Business Combination.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Management does not believe that the Company had any critical accounting estimates as of June 30, 2026. Significant accounting policies include the classification and measurement of the Class A ordinary shares sold in the IPO subject to possible redemption, allocation of offering costs among separable financial instruments, classification and initial valuation of warrants and rights and computation of net loss per ordinary share. These policies are described in Note 2 to the unaudited condensed financial statements.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

JOBS Act

We are an ‘emerging growth company’ and, under the JOBS Act, are permitted to comply with new or revised accounting pronouncements based on the effective dates applicable to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This Quarterly Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus related to the IPO (File No. 333-294978)(the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Unregistered Sales of Equity Securities

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 187,500 Private Placement Units to the Sponsor, for an aggregate purchase price of $1,875,000. The Private Placement Units are identical to the Units issued in the IPO, subject to limited exceptions as further described in the registration statement filed in connection with the IPO.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with such sales.

Use of Proceeds

On June 26, 2026, the Company consummated its IPO of 11,500,000 Units, including full exercise of the underwriters’ option to purchase an additional 1,500,000 units to cover over-allotments. Each Unit consists of one Class A ordinary share, one redeemable warrant, and one right to receive one-fourth of one Class A ordinary share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 187,500 Private Placement Units to the Sponsor for an aggregate purchase price of $1,875,000. The Private Placement Units are identical to the Units issued in the IPO, subject to limited exceptions as further described in the registration statement filed in connection with the IPO.

Of the net proceeds received from the consummation of the IPO and the Private Placement, $115,000,000.00 ($10.00 per unit sold in the IPO) was placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Equiniti Trust Company, LLC acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpex Acquisition Corporation

Date: August 13, 2026	By:	/s/ Xiaolin Zheng
Xiaolin Zheng
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ying Xu
Ying Xu
Chief Financial Officer (Principal Financial Officer)